Form 10-Q
period 2026-06-30
Berto Acquisition Corp. II
filed 2026-08-14
CIK 2081515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-43293

BERTO ACQUISITION CORP. II

(Exact name of registrant as specified in its charter)

Cayman Islands	99-1894162
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

1180 North Town Center Drive, Suite 100
Las Vegas, Nevada 89144

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (702) 781-4313

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share, $0.0001 par value, and one-third of one redeemable warrant	GUACU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	GUAC	The Nasdaq Stock Market LLC
Warrants, each whole warrant exercisable for one ordinary share at an exercise price of $11.50 per share	GUACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of August 14, 2026, 39,387,500 ordinary shares, par value $0.0001 per share, were issued and outstanding.

BERTO ACQUISITION CORP. II

i

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Financial Statements

BERTO ACQUISITION CORP. II

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash	$1,051,497	$16,217
Prepaid expenses	670,582	419,818
Total current assets	1,722,079	436,035
Prepaid consulting fees, non-current	292,801	497,422
Investment held in Trust Account	316,413,752	-
Deferred offering costs associated with Initial Public Offering	-	163,403
Total Assets	$318,428,632	$1,096,860

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$57,254	$5,673
Accrued expenses	75,000	163,403
Accrued expenses - related parties	30,000	-
Due to related parties	48,519	16,217
Total current liabilities	210,773	185,293
Deferred underwriting commissions	12,288,900	-
Total Liabilities	12,499,673	185,293

Commitments and Contingencies
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 31,510,000 and no shares subject to possible redemption at $10.04 per share as of June 30, 2026 and December 31, 2025, respectively	316,413,752	-

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Ordinary shares, $0.0001 par value; 550,000,000 shares authorized; 7,877,500 shares issued and outstanding	788	788
Additional paid-in capital	-	934,269
Accumulated deficit	(10,485,581)	(23,490)
Total shareholders’ equity (deficit)	(10,484,793)	911,567
Total Liabilities and Shareholders’ Equity (Deficit)	$318,428,632	$1,096,860

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2026	For The Six Months Ended June 30, 2026
General and administrative expenses	$248,058	$354,138
Loss from operations	(248,058)	(354,138)

Other income:
Interest income on operating account	228	228
Investment income from investments held in Trust Account	1,313,752	1,313,752
Total other income	1,313,980	1,313,980

Net income	$1,065,922	$959,842

Weighted average shares outstanding of Public Shares, basic and diluted	31,510,000	31,510,000
Basic and diluted net income per share, Public Share	$0.03	$0.02
Weighted average shares outstanding of Founder Shares, basic and diluted	7,877,500	7,366,588
Basic and diluted net income per share, Founder Share	$0.03	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Three and Six Months Ended June 30, 2026
			Additional		Total Shareholders’
	Ordinary Shares		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance - December 31, 2025	7,877,500	$788	$934,269	$(23,490)	$911,567
Net loss	-	-	-	(106,080)	(106,080)
Balance - March 31, 2026 (unaudited)	7,877,500	$788	$934,269	$(129,570)	$805,487
Issuance of Private Placement Warrants to Sponsor	-	-	3,500,000	-	3,500,000
Fair value of warrants included in the Units sold in the Initial Public Offering	-	-	4,327,373	-	4,327,373
Offering costs associated with issuance of warrants as part of the Units in the Initial Public Offering	-	-	(204,506)	-	(204,506)
Remeasurement of ordinary shares subject to possible redemption	-	-	(8,557,136)	(11,421,933)	(19,979,069)
Net income	-	-	-	1,065,922	1,065,922
Balance - June 30, 2026 (unaudited)	7,877,500	$788	$-	$(10,485,581)	$(10,484,793)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP. II

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2026

Cash Flows from Operating Activities:
Net income	$959,842
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related parties under promissory note	57,040
Investment income from investments held in Trust Account	(1,313,752)
Changes in operating assets and liabilities:
Prepaid expenses	(46,143)
Accounts payable	51,581
Accrued expenses	(25,500)
Accrued expenses - related parties	30,000
Net cash used in operating activities	(286,932)

Cash Flows from Investing Activities
Cash deposited in Trust Account	(315,100,000)
Net cash used in investing activities	(315,100,000)

Cash Flows from Financing Activities:
Proceeds received from Initial Public Offering, gross	315,100,000
Proceeds received from private placement	3,500,000
Repayment of note payable to related parties	(167,388)
Offering costs paid	(2,010,400)
Net cash provided by financing activities	316,422,212

Net change in cash	1,035,280

Cash - beginning of the period	16,217
Cash - end of the period	$1,051,497

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$62,903
Offering costs paid by Sponsor under promissory note	$142,650
Deferred underwriting commissions	$12,288,900

The accompanying notes are an integral part of these unaudited condensed financial statements.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Note 1 — Description of Organization and Business Operations

Organization and General

Berto Acquisition Corp. II (the “Company”) was incorporated as a Cayman Islands exempted company on July 15, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified, which is referred to as the initial business combination. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

All activity for the period from July 15, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Berto Acquisition Sponsor II LLC, a Cayman Islands limited liability company (the “Sponsor”).

Financing Activities

The registration statement for the Company’s Initial Public Offering was declared effective on May 14, 2026. On May 18, 2026, the Company consummated its Initial Public Offering (see Note 3) of 31,510,000 units (the “Units”), including the issuance of 4,110,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $315.1 million, and incurring offering costs of approximately $14.5 million, of which approximately $12.3 million was for deferred underwriting commissions (see Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 3,500,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3.5 million (see Note 4).

Each Unit consists of one ordinary share (the “Public Shares”) and one-third of one redeemable warrant (the “Public Warrants”). Each whole warrant, when exercisable, entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share (the “Exercise Price”), subject to adjustment as described herein.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

The Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company deposited $315.1 million ($10.00 per share) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and would be held only (i) uninvested as cash, (ii) in an interest bearing or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, or (iii) in U.S. government securities with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government treasury obligations. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer the Company holds investments in the Trust Account, it may, at any time, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account uninvested in cash or in an interest-bearing or non-interest-bearing demand deposit account. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial business combination or (ii) the distribution of the Trust Account proceeds as described below.

The Company’s amended and restated memorandum and articles of association provided that, other than the permitted withdrawals of interest earned on the funds held in the Trust Account of up to an aggregate amount of $500,000 per year for working capital purposes (the “Permitted Withdrawals”), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the initial business combination; (ii) the redemption of any Public Shares, that have been properly submitted in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association, which is not for the purpose of approving, or in conjunction with the consummation of, an initial business combination, (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an initial business combination within the Completion Window (as defined below) or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-initial business combination activity; and (iii) absent an initial business combination within the Completion Window, return of the funds held in the Trust Account to the holders of the Company’s Public Shares (the “Public Shareholders”) as part of the Company’s redemption of the Public Shares (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Public Shareholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an initial business combination. The initial business combination must occur with one or more businesses having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. However, the Company will only complete a business combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Furthermore, there is no assurance that the Company will be able to successfully effect an initial business combination.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

The Company provides Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a business combination either (i) in connection with a shareholders’ meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a business combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The Public Shareholders are entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable and Permitted Withdrawals), divided by the number of then issued and outstanding Public Shares.

These Public Shares are recorded in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a business combination if a majority of the shares voted are voted in favor of the business combination, subject to applicable law.

The Sponsor, Sponsor affiliates (Harry You and Robert You), Oanh Truong, and the Consultant (as defined in Note 5), prior to the Initial Public Offering (the “initial shareholders”), officers and directors, have entered into a letter agreement with the Company, pursuant to which they have agreed to vote in favor of the initial business combination and waive their redemption rights with respect to any Founder Shares (as defined in Note 5) they hold and any Public Shares that the Sponsor, Sponsor affiliates, officers and directors may acquire during or after this Initial Public Offering in connection with the completion of the initial business combination.

The Company’s charter also provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

Pursuant to the Company’s memorandum and articles of association, if the Company is unable to complete the initial business combination by May 18, 2028, or by August 18, 2028 if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by May 18, 2028 (the “Completion Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned held in the Trust Account (which interest shall be net of taxes, Permitted Withdrawals, subject to an annual limit of $500,000, to fund working capital, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors, and any other holders of Founder Shares will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if the Company fails to complete the initial business combination within the Completion Window. However, if the Sponsor, management team and holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial business combination within the Completion Window.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Risks and Uncertainties

Global economic conditions remain subject to significant uncertainty and volatility resulting from a combination of changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations. Ongoing and escalating military conflicts, including the conflict between Russia and Ukraine and conflicts in the Middle East, as well as the risk of further escalation or expansion of such conflicts, have contributed to heightened geopolitical instability and increased uncertainty in global markets.

These conditions have adversely affected, and may continue to adversely affect, global economic activity through, among other things, disruptions to energy and commodity markets, volatility in foreign exchange and capital markets, supply chain dislocations, increased cybersecurity risks, and reduced cross-border trade and investment. In addition, elevated interest rates, inflationary pressures, tightening credit conditions, and concerns regarding sovereign debt and fiscal stability in various jurisdictions have contributed to increased volatility and reduced liquidity in global financial markets.

The extent and duration of these conditions remain uncertain, and the ultimate impact on the global economy, financial markets, and business confidence cannot be predicted. Continued or worsening geopolitical tensions, adverse macroeconomic developments, or additional policy or regulatory responses could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Liquidity and Capital Resources

As of June 30, 2026, the Company had approximately $1.1 million in cash and working capital of approximately $1.5 million. The Company has incurred and expects to continue to incur significant costs in pursuit of an initial business combination. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40 - Presentation of Financial Statements – Going Concern, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of June 30, 2026, management has determined that the Company’s current liquidity including access to funds from the Sponsor and/or its affiliates and the fact that the Sponsor and/or its affiliates agreed to make those funds available and has the financial wherewithal to provide such funds, is sufficient to fund the working capital needs of the Company until the earlier of the consummation of the initial business combination or a minimum of one year from the date of issuance of the unaudited condensed financial statements.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, Article 8 of Regulation S-X. Certain disclosures normally included in financial statements have been condensed or omitted from these unaudited condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the SEC. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation of the financial position, operating results and cash flows for the periods presented have been included. Operating results for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for the Initial Public Offering, as filed with the SEC on May 18, 2026, which contains the Company’s audited financial statements and notes thereto as of December 31, 2025.

Emerging Growth Company

As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all highly liquid short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company does not have any cash equivalents as of June 30, 2026.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2026, the Company has not experienced losses on these accounts.

Investment Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of these unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Offering Costs Associated with the Initial Public Offering

The Company complied with the requirements of FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consisted principally of professional and registration fees that were related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrants were charged to shareholders’ deficit upon the completion of the Initial Public Offering. Offering costs associated with the Public Shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table sets forth the fair value of the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

June 30, 2026

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$316,413,752	$-	$-

There were no transfers between Level 1, Level 2, or Level 3 of the fair value hierarchy during the three and six months ended June 30, 2026.

Redeemable Ordinary Shares

As discussed in Note 1, all of the 31,510,000 Public Shares contain a redemption feature. In accordance with FASB ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. The Company classified all of the Public Shares as redeemable. Immediately upon the closing of the Initial Public Offering, the Company recognized a one-time charge against additional paid-in capital (to the extent available) and accumulated deficit for the difference between the initial carrying value of the Public Shares and the redemption value.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

During the three months ended June 30, 2026, the amount of Public Shares reflected on the accompanying unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds – May 18, 2026	$315,100,000
Less:
Proceeds allocated to Public Warrants	(4,327,373)
Public Shares issuance costs	(14,337,944)
Plus:
Accretion of carrying value to redemption value	19,979,069
Public Shares subject to possible redemption – June 30, 2026 (unaudited)	$316,413,752

Warrant Instruments

The Company accounted for all of the Public and Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants (as defined below) would not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. The fair value of the Public Warrants and the Private Placement Warrants was measured at the issuance date using Monte Carlo simulation method. The model utilized the following Level 3 measurement inputs: an exercise price of $11.50, estimated underlying stock price of $9.86, volatility rate of 5.0%, risk free rate of 4.3% and expected terms of 6.99 years, resulting in a fair value per warrant of approximately $0.41.

Stock Compensation

The Company’s policy is to account for stock-based compensation expense in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

Stock-based compensation also includes ordinary shares issued to nonemployee service providers in exchange for advisory services. The fair value of such shares is recognized at the grant date, with amounts attributable to future services recorded as prepaid assets and amortized to expense over the period the related services are expected to be provided.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Public Shares and Founder Shares (as defined in Note 5). Income is shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants to purchase an aggregate of 14,003,333 shares in the calculation of diluted income per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. Accretion associated with the redeemable Public Shares is excluded from earnings per share as the redemption value approximates fair value.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share for the three and six months ended June 30, 2026:

	For The Three Months Ended June 30, 2026		For The Six Months Ended June 30, 2026
	Public Shares	Founder Shares	Public Shares	Founder Shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basis and diluted	$852,738	$213,184	$777,965	$181,877

Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,510,000	7,877,500	31,510,000	7,366,588
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.02	$0.02

Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company currently has no income tax provision.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Note 3 — Initial Public Offering

On May 18, 2026, the Company consummated its Initial Public Offering of 31,510,000 Units (the “Units”), including the issuance of 4,110,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $315.1 million, and incurring offering costs of approximately $14.5 million, of which approximately $12.3 million was for deferred underwriting commissions (see Note 6).

Each Unit consists of one ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 3,500,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3.5 million.

Each Private Placement Warrant is exercisable for one ordinary share at a price of $11.50 per share. Each Private Placement Warrant is substantially identical to the Public Warrant and will become exercisable 30 days after the completion of the initial business combination and will expire after five years after completion of the initial business combination or earlier upon redemption or liquidation. If the initial business combination is not completed within the Completion Window, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Note 5 — Related Party Transactions

Founder Shares

In December 2025, an aggregate of 7,187,500 ordinary shares were issued for an aggregate purchase price of $25,000. On May 15, 2026, the Company capitalized $69.00 standing to the credit of the Company’s share premium account, or additional paid-in capital, and issued an additional 690,000 ordinary shares, increasing the total outstanding ordinary shares from 7,187,500 to 7,877,500 (of which up to 1,027,500 shares held by the Sponsor and its affiliates were subject to forfeiture depending on the extent to which the underwriters’ overallotment option was exercised). These ordinary shares are referred to herein as the “Founder Shares.”

These 7,877,500 Founder Shares were sold by the Company for an aggregate purchase price of $25,000, and consisted of (i) 7,527,500 ordinary shares purchased by the Sponsor and its affiliates, (ii) 50,000 ordinary shares purchased by Oanh Truong, and (iii) 300,000 ordinary shares purchased by Meteora Capital LLC (the “Consultant” or “Meteora”, whose managing member, Vikas Mittal, is the Company’s Executive Chairman). Out of the total 7,527,500 Founder Shares held by the Sponsor and its affiliates, the Sponsor, Harry You and Robert You held 2,779,808, 2,532,102 and 2,215,590 Founder Shares, respectively.

The Sponsor and its affiliates have agreed to forfeit up to an aggregate of 1,027,500 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares upon the consummation of the Initial Public Offering. On May 18, 2026, the underwriters fully exercised their over-allotment option, thus, these shares were no longer subject to forfeiture.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

The initial shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (i) eighteen (18) months after the completion of the initial business combination or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the initial business combination that results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances, or (iii) if the closing price of the ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30 trading-day period commencing at least 150 days after the Company’s initial business combination. Any permitted transferees will be subject to the same restrictions and other agreements of the initial shareholders with respect to any Founder Shares.

Administrative Support Agreement

Upon closing of the Initial Public Offering, the Company entered into an administrative support agreement, pursuant to which it would reimburse the Sponsor and/or its affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or the Company’s liquidation, the Company would cease paying these monthly fees. The Company recorded $30,000 in expenses for such fees during the three and six months ended June 30, 2026 in the accompanying unaudited condensed statements of operations. As of June 30, 2026, the related unpaid balance of $30,000 was included in accrued expenses – related parties in the accompanying unaudited condensed balance sheet.

The Sponsor, executive officers and directors, or any of their respective affiliates may be reimbursed for any out-of-pocket expenses incurred in connection with activities on the Company’s behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. The Company may pay cash compensation to its independent directors for services rendered to the Company. Additionally, the Company may pay consulting, success, advisory, or finder’s fees to the Sponsor, the Company’s officers or directors, its advisors, or affiliates thereof in connection with the consummation of the initial business combination. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, executive officers or directors, or the Company’s or their affiliates.

Related Party Loans

Due to Related Parties

The Company and the Sponsor entered into a loan agreement on July 15, 2025, whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and payable upon closing of the Initial Public Offering. The Company borrowed approximately $167,000 under the promissory note and fully repaid on May 20, 2026. Subsequent to the consummation of the Initial Public Offering, the note was no longer available.

Subsequent to the closing of the Initial Public Offering, the Sponsor and/or its affiliates paid for expenses on behalf of the Company for an aggregate of approximately $49,000. The advance amount is outstanding and due on demand.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial business combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial business combination, the Company would repay the Working Capital Loans. In the event that the initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1.5 million of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants and their underlying securities would be identical to the Private Placement Warrants. As of June 30, 2026, the Company had not entered into any Working Capital Loan agreements and had no outstanding borrowings under any such arrangements.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants (and their underlying securities) and warrants that may be issued upon conversion of working capital loans (the “Working Capital Loans”) (and their underlying securities), if any, and any ordinary shares issuable upon conversion of the Founder Shares and any ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial business combination, are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the registration statement for the Initial Public Offering. These holders are entitled to make up to three demands and have “piggyback” registration rights. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option to purchase up to 4,110,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On May 18, 2026, the underwriters fully exercised their over-allotment option.

The underwriters were entitled to (1) an upfront underwriting fee of an aggregate amount of approximately $1.1 million, paid upon the closing of the Initial Public Offering, and (2) deferred underwriting commissions of approximately $12.3 million (the “Deferred Fee”). The Deferred Fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes an Initial Business Combination, subject to the terms of the underwriting agreement and will be based on the amount of funds remaining in the Trust Account after shareholder redemptions of Public Shares in connection with the consummation of an Initial Business Combination, less funds sourced by Initial Shareholders, or any cash remaining in the Trust Account pursuant to structured agreements such as forward purchase agreements, non-redemption agreements, any agreements or arrangements alike, or any other incentivization provided to the shareholders to not to redeem.

Consulting Agreement

On December 31, 2025, the Company entered into a consulting agreement with Meteora, pursuant to which Meteora agreed to provide consulting, advisory and related services to the Company with respect to general special purpose acquisition company structuring and capital markets matters through the earlier of the consummation of the initial business combination or the Company’s liquidation.

As consideration for such services, the Company agreed to (1) sell 300,000 Founder Shares to Meteora for an aggregate purchase price of $1,043.48 upon the effective date and (2) pay Meteora a $500,000 cash fee upon closing of the Initial Public Offering, provided that the Initial Public Offering was consummated. The Founder Shares issued to Meteora were fully vested and nonforfeitable on the grant date, and no specific performance was required for Meteora to retain the shares. Accordingly, the Company recognized the grant-date fair value of the shares as a prepaid offering cost with a corresponding credit to additional paid-in capital on December 31, 2025. Upon closing of the Initial Public Offering, the Company paid the $500,000 cash fee to Meteora and recorded the amount as offering cost, which was allocated in accordance with the Company’s accounting policy for offering costs as described in Note 2.

The Company estimated the grant date fair value of such shares to be approximately $3.037 per share, or approximately $911,000 in the aggregate, using a combination of Black-Scholes and Monte Carlo simulation model calibrated to the implied value of the Company’s Units. Net stock-based compensation cost measured at issuance, net of cash consideration, was approximately $910,000. The amount was recognized as a prepaid asset for the right to receive future advisory services and is being recognized as stock-based compensation expenses for such services, within general and administrative expense, over the estimated service period. As of June 30, 2026, the remaining unamortized prepaid balance of approximately $705,000 was recorded in the accompanying balance sheet, consisting of approximately $412,000 included in prepaid expenses (current) and approximately $293,000 included in prepaid consulting fees, non-current.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

The significant assumptions used in the valuation models as of the grant date of December 31, 2025 included: (i) an underlying stock price of $9.90 representing the implied value of the Company’s ordinary shares based on a proforma unit value calibration; (ii) an expected term of 7.21 years for the public warrant component and 0.20 years for the founder share component; (iii) an estimated volatility of 5.0% derived from a peer group of guideline public companies; and (iv) a risk-free interest rate of 3.88% for the public warrant component and 3.67% for the founder share component. Additionally, the fair value reflects a market adjustment of approximately 30.9% to account for the likelihood of the Initial Business Combination and the post-acquisition market perception of the shares.

Note 7 — Shareholders’ Equity (Deficit)

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The Company is authorized to issue 550,000,000 ordinary shares with a par value of $0.0001 per share.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s Articles, or as required by applicable provisions of the Companies Act or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are represented in person or by proxy and are voted is required to approve any such matter voted on by the shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, passed by the affirmative vote of at least two-thirds of the Company’s ordinary shares which are represented in person or represented by proxy and are voted at a general meeting of the company, and pursuant to the Company’s Articles; such actions include amending the Articles and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. There is no cumulative voting with respect to the appointment of directors, with the result that the holders of more than 50% of the shares voted for the appointment of directors can appoint all of the directors. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor.

Founder Shares

As of June 30, 2026 and December 31, 2025, there was an aggregate of 7,877,500 shares issued and outstanding. Of these, up to an aggregate of 1,027,500 shares were subject to forfeiture depending on the extent to which the over-allotment option was not exercised by the underwriters so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On May 18, 2026, the underwriters fully exercised their over-allotment option, thus, these shares were no longer subject to forfeiture.

Public Shares

As of June 30, 2026, there were 31,510,000 Public Shares issued and outstanding, all of which were subject to possible redemption and were classified outside of permanent equity in the accompanying unaudited condensed balance sheet. There was no Public Shares as of December 31, 2025.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

Warrants

As of June 30, 2026, there were 10,503,333 Public Warrants and 3,500,000 Private Placement Warrants (together, the “warrants”) outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. There was no warrant issued or outstanding as of December 31, 2025.

The warrants will become exercisable 30 days after the completion of the initial business combination, will expire five years after the completion of the initial business combination or earlier upon redemption or liquidation, and have an exercise price of $11.50 per share, provided that no warrant will be exercisable for cash and the Company will not be obligated to issue ordinary shares upon exercise of a warrant unless the ordinary shares issuable upon such warrant exercise have been registered on a registration statement on Form S-1, Form S-3, Form F-1, or Form F-3, as applicable, following the initial business combination, qualified or deemed exempt from registration or qualification under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available. In the event that such condition is not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant for cash and such warrant may have no value and expire worthless, in which case the purchaser of a unit containing Public Warrants will have paid the full purchase price for the unit solely for the ordinary shares underlying the unit.

The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial business combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement on Form S-1, S-3, F-1, or F-3, as applicable, for the registration under the Securities Act of the ordinary shares issuable upon exercise of the warrants, to cause the same to become effective within 60 business days following the closing of the initial business combination and to maintain a current prospectus relating to the ordinary shares issuable upon exercise of the warrants until the expiration of the warrants. If any such registration statement covering the ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial business combination, then beginning on the 61st business day after the closing of the initial business combination and ending upon such registration statement being declared effective by the SEC, and during any other period when the Company has failed to maintain an effective registration statement covering the ordinary shares issuable upon exercise of the Public Warrants, warrant holders will have the right to exercise such Public Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect such registration statement.

In addition, if (x) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at a newly issued price of less than $9.20 per ordinary share (with the newly issued price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and the Initial Public Offering), and interest thereon, available for the funding of the initial business combination on the date of the consummation of its initial business combination (net of redemptions), and (z) the volume weighted average trading price of the ordinary shares during the 20 trading-day period starting on the trading day after the day on which) the Company consummates its initial business combination (such price, the market value) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the market value and the newly issued price, and the last sales price of the ordinary shares that triggers the Company’s right to redeem the warrants described under “— Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the market value and the newly issued price.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

The Private Placement Warrants are identical to the Public Warrants, except that (i) the Private Placement Warrants (including the underlying shares) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial business combination, (ii) they (including the underlying shares) will be entitled to registration rights, (iii) they will not be redeemable by the Company and (iv) they may be exercised by the holders on a cashless basis.

Redemption of Warrants for cash. Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, referred to as the 30-day redemption period; and

●	if, and only if, the closing price of the ordinary share equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above for cash unless a registration statement under the Securities Act covering the ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities.

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete an initial business combination within the Completion Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

If and when the warrants become redeemable by the Company, it may exercise the redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the warrants for redemption for cash, as described above, the management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In determining whether to require all holders to exercise their warrants on a “cashless basis,” the management will consider, among other factors, the Company’s cash position, the number of warrants that are outstanding and the dilutive effect on the shareholders of issuing the maximum number of ordinary shares issuable upon the exercise of the warrants.

Note 8 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance. The Company’s Chief Financial Officer has been identified as the Chief Operating Decision Maker (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

BERTO ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Investment held in Trust Account	$316,413,752	$-
Cash	$1,051,497	$16,217

	For The Three Months Ended June 30,	For The Six Months Ended June 30,
	2026	2026
Investment income from investments held in Trust Account	$1,313,752	$1,313,752
General and administrative expenses	(248,058)	(354,138)
Other income	228	228
Net income	$1,065,922	$959,842

The CODM reviews investment income from investments in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the Completion Window. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statements of operations and described within their respective disclosures.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Berto Acquisition Corp. II. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (this “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Risk Factors” in our final prospectus for the Initial Public Offering (the “Final Prospectus”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 18, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on July 15, 2025 and incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified, which is referred to as the initial business combination. The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act”, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

Our Sponsor is Berto Acquisition Sponsor II LLC, a Cayman Islands limited liability company.

Financing Activities

Our registration statement for the Initial Public Offering was declared effective on May 14, 2026. On May 18, 2026, we consummated its Initial Public Offering of 31,510,000 Units, including the issuance of 4,110,000 Units as a result of the underwriters’ full exercise of their over-allotment option, at $10.00 per Unit, generating gross proceeds of $315.1 million, and incurring offering costs of approximately $14.5 million, of which approximately $12.3 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 3,500,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $3.5 million.

Each Unit consists of Public Shares and one-third of one Public Warrants. Each whole warrant, when exercisable, entitles the holder thereof to purchase one ordinary share at a price of $11.50 per share (the “Exercise Price”), subject to adjustment as described herein.

The Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, we deposited $315.1 million ($10.00 per share) of net proceeds, including the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and would be held only (i) uninvested as cash, (ii) in an interest bearing or non-interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more selected by the trustee that is reasonably satisfactory to the Company, or (iii) in U.S. government securities with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government treasury obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial business combination or (ii) the distribution of the Trust Account proceeds as described below.

Our amended and restated memorandum and articles of association provided that, other than the permitted withdrawals of interest earned on the funds held in the Trust Account of up to an aggregate amount of $500,000 per year for working capital purposes (the “Permitted Withdrawals”), if any, none of the funds held in the Trust Account will be released until the earlier of (i) the completion of the initial business combination; (ii) the redemption of any Public Shares, that have been properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association, which is not for the purpose of approving, or in conjunction with the consummation of, an initial business combination, (A) in a manner that would affect the substance or timing of its obligation to redeem 100% of the Public Shares if it does not complete an initial business combination within the Completion Window or (B) with respect to any other provision relating to the rights of holders of the Public Shares or pre-initial business combination activity; and (iii) absent an initial business combination within the Completion Window, return of the funds held in the Trust Account to our Public Shareholders as part of our redemption of the Public Shares (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of our, if any, which could have priority over the claims of the Public Shareholders.

Initial Business Combination

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds of the Initial Public Offering are intended to be generally applied toward consummating an initial business combination. The initial business combination must occur with one or more businesses having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriters fees and taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. However, we will only complete a business combination if the post-transaction company owns or acquires 50% or more of the voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Furthermore, there is no assurance that we will be able to successfully effect an initial business combination.

We provide Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a business combination either (i) in connection with a shareholders’ meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a business combination or conduct a tender offer will be made by us, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. The Public Shareholders are entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account calculated as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the Trust Account (which interest shall be net of taxes paid or payable and Permitted Withdrawals), divided by the number of then issued and outstanding Public Shares.

These Public Shares are recorded in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). We will proceed with a business combination if a majority of the shares voted are voted in favor of the business combination, subject to applicable law.

Our Sponsor, Sponsor affiliates, Oanh Truong, and Meteora (or the Consultant), prior to the Initial Public Offering (the “initial shareholders”), officers and directors, have entered into a letter agreement with us, pursuant to which they have agreed to vote in favor of the initial business combination and waive their redemption rights with respect to any Founder Shares they hold and any Public Shares that our Sponsor, Sponsor affiliates, officers and directors may acquire during or after this Initial Public Offering in connection with the completion of the initial business combination.

Our charter also provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without our prior consent.

Pursuant to our memorandum and articles of association, if we are unable to complete the initial business combination by May 18, 2028, or by August 18, 2028 if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination by May 18, 2028 (the “Completion Window”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned held in the Trust Account (which interest shall be net of taxes, Permitted Withdrawals, subject to an annual limit of $500,000, to fund working capital, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Sponsor, officers and directors, and any other holders of Founder Shares will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by them if we fail to complete the initial business combination within the Completion Window. However, if our Sponsor, management team and holders of Founder Shares acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if we fail to complete the initial business combination within the Completion Window.

Risks and Uncertainties

Global economic conditions remain subject to significant uncertainty and volatility resulting from a combination of changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations. Ongoing and escalating military conflicts, including the conflict between Russia and Ukraine and conflicts in the Middle East, as well as the risk of further escalation or expansion of such conflicts, have contributed to heightened geopolitical instability and increased uncertainty in global markets.

These conditions have adversely affected, and may continue to adversely affect, global economic activity through, among other things, disruptions to energy and commodity markets, volatility in foreign exchange and capital markets, supply chain dislocations, increased cybersecurity risks, and reduced cross-border trade and investment. In addition, elevated interest rates, inflationary pressures, tightening credit conditions, and concerns regarding sovereign debt and fiscal stability in various jurisdictions have contributed to increased volatility and reduced liquidity in global financial markets.

The extent and duration of these conditions remain uncertain, and the ultimate impact on the global economy, financial markets, and business confidence cannot be predicted. Continued or worsening geopolitical tensions, adverse macroeconomic developments, or additional policy or regulatory responses could adversely affect the Company’s search for an initial business combination and any target business with which the Company may ultimately consummate an initial business combination.

Liquidity and Capital Resources

As of June 30, 2026, we had approximately $1.1 million in cash and working capital of approximately $1.5 million. We have incurred and expect to continue to incur significant costs in pursuit of an initial business combination. In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40 - Presentation of Financial Statements – Going Concern, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, as of June 30, 2026, management has determined that our current liquidity including access to funds from the Sponsor and/or its affiliates and the fact that our Sponsor and/or its affiliates agreed to make those funds available and has the financial wherewithal to provide such funds, is sufficient to fund the working capital needs of our company until the earlier of the consummation of the initial business combination or a minimum of one year from the date of issuance of the unaudited condensed financial statements.

Results of Operations

Our entire activity from July 15, 2025 (inception) through June 30, 2026 is related to our formation and the preparation for our Initial Public Offering, and since the closing of our Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. Additionally, we recognize non-cash gains and losses within other income (expense) related to changes in recurring fair value measurement of our derivative liabilities, if any, at each reporting period.

For the three months ended June 30, 2026, we had net income of approximately $1.1 million, which consisted of approximately $1.3 million of interest income from operating account and investments held in the Trust Account, partially offset by approximately $248,000 of general and administrative expenses (of which $30,000 was for administrative expenses accrued to our Sponsor).

For the six months ended June 30, 2026, we had net income of approximately $960,000, which consisted of approximately $1.3 million of interest income from operating account and investments held in the Trust Account, partially offset by approximately $354,000 of general and administrative expenses (of which $30,000 was for administrative expenses accrued to our Sponsor).

Contractual Obligations

Registration Rights

The holders of Founder Shares, Private Placement Warrants (and their underlying securities) and warrants that may be issued upon conversion of working capital loans (the “Working Capital Loans”) (and their underlying securities), if any, and any ordinary shares issuable upon conversion of the Founder Shares and any ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial business combination, are entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the registration statement for the Initial Public Offering. These holders are entitled to make up to three demands and have “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

Administrative Support Agreement

Upon closing of the Initial Public Offering, we entered into an administrative support agreement, pursuant to which it would reimburse our Sponsor and/or its affiliate thereof in an amount equal to $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial business combination or our liquidation, we would cease paying these monthly fees. We recorded $30,000 in expenses for such fees during the three and six months ended June 30, 2026 in the accompanying unaudited condensed statements of operations. As of June 30, 2026, the related unpaid balance of $30,000 was included in accrued expenses – related parties in the accompanying unaudited condensed balance sheet.

Our Sponsor, executive officers and directors, or any of their respective affiliates may be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We may pay cash compensation to its independent directors for services rendered to the Company. Additionally, we may pay consulting, success, advisory, or finder’s fees to our Sponsor, our officers or directors, our advisors, or affiliates thereof in connection with the consummation of the initial business combination. Our audit committee will review on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or ours or their affiliates.

Underwriting Agreement

We granted the underwriters a 45-day option to purchase up to 4,110,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On May 18, 2026, the underwriters fully exercised their over-allotment option.

The underwriters were entitled to (1) an upfront underwriting fee of an aggregate amount of approximately $1.1 million, paid upon the closing of the Initial Public Offering, and (2) deferred underwriting commissions of approximately $12.3 million (the “Deferred Fee”). The Deferred Fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement and will be based on the amount of funds remaining in the Trust Account after shareholder redemptions of Public Shares in connection with the consummation of an Initial Business Combination, less funds sourced by Initial Shareholders, or any cash remaining in the Trust Account pursuant to structured agreements such as forward purchase agreements, non-redemption agreements, any agreements or arrangements alike, or any other incentivization provided to the shareholders to not to redeem.

Consulting Agreement

On December 31, 2025, we entered into a consulting agreement with Meteora, pursuant to which Meteora agreed to provide consulting, advisory and related services to us with respect to general special purpose acquisition company structuring and capital markets matters through the earlier of the consummation of the initial business combination or our liquidation.

As consideration for such services, we agreed to (1) sell 300,000 Founder Shares to Meteora for an aggregate purchase price of $1,043.48 upon the effective date and (2) pay Meteora a $500,000 cash fee upon closing of the Initial Public Offering, provided that the Initial Public Offering was consummated. The Founder Shares issued to Meteora were fully vested and nonforfeitable on the grant date, and no specific performance was required for Meteora to retain the shares. Accordingly, we recognized the grant-date fair value of the shares as a prepaid offering cost with a corresponding credit to additional paid-in capital on December 31, 2025. Upon closing of the Initial Public Offering, we paid the $500,000 cash fee to Meteora and recorded the amount as offering cost in the accompanying unaudited condensed financial statements.

Critical Accounting Estimates

The preparation of the unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and the reported amounts of income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Offering Costs Associated with the Initial Public Offering

We complied with the requirements of FASB ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A — “Expenses of Offering.” Offering costs consisted principally of professional and registration fees that were related to the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrants were charged to shareholders’ deficit upon the completion of the Initial Public Offering. Offering costs associated with the Public Shares were charged against the carrying value of ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

Warrant Instruments

We accounted for all of the Public and Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned values. Such guidance provides that the Warrants would not be precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity in accordance with ASC 480 and ASC 815. The fair value of the Public Warrants and the Private Placement Warrants was measured at the issuance date using Monte Carlo simulation method. The model utilized the following Level 3 measurement inputs: an exercise price of $11.50, estimated underlying stock price of $9.86, volatility rate of 5.0%, risk free rate of 4.3% and expected terms of 6.99 years, resulting in a fair value per warrant of approximately $0.41.

Off-Balance Sheet Arrangements and Contractual Obligations

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(b)(1) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company”, we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Developments

On July 31, 2026, Robert You notified us of his resignation as the President and Chief Financial Officer of the Company, effective immediately. Mr. Robert You’s resignation is not the result of any disagreement with the us, our board of directors, or management on any matter relating to our operations, policies or practices.

Our board of directors has appointed Vikas Mittal, the Company’s Executive Chairman, as Interim Chief Financial Officer of the Company, effective immediately following Robert You’s resignation on July 31, 2026. We will conduct an executive search for a permanent Chief Financial Officer.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Executive Chairman and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our management has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus filed with the SEC on May 18, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in final prospectus filed with the SEC on May 18, 2026. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales

On May 18, 2026, we consummated our Initial Public Offering of 31,510,000 Units at $10.00 per Unit, including the issuance of 4,110,000 Units as a result of the underwriters’ full exercise of their over-allotment option, generating gross proceeds to the Company of $315,100,000. Needham & Company, LLC acted as the sole book-running manager for the offering. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-295343). The SEC declared the registration statement effective on May 14, 2026.

Simultaneously with the consummation of the Initial Public Offering, on May 18, 2026, we consummated the private sale of an aggregate of 3,500,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $3,500,000. The Private Placement Warrants cannot be exercised until 30 days after the completion of our initial business combination. Each Private Placement Warrant is exercisable to purchase one ordinary share at a price of $11.50 per share.

The sales of the above securities by the Company were exempt from registration in reliance on Section 4(a)(2) of the Securities Act as transactions by an issuer not involving a public offering.

Use of Proceeds

We incurred transaction costs amounting to approximately $14.5 million, consisting of an aggregate amount of approximately $1.1 million of upfront underwriting fee, approximately $12.3 million of deferred underwriting fees, and approximately $1.1 million of other offering costs.

Following the closing of the Initial Public Offering, of the net proceeds received from the consummation of the Initial Public Offering and simultaneous Private Placement, $315,100,000 ($10.00 per Unit sold in the Initial Public Offering) was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

There has been no material change in the planned use of proceeds from the Initial Public Offering and Sponsor Private Placement as is described in the Company’s final prospectus for its Initial Public Offering

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
1.1	Underwriting Agreement, dated May 14, 2026, by and between the Company and Needham & Company, LLC, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2026).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2026).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-295343), as amended, initially filed with the Securities and Exchange Commission on April 27, 2026).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1 (File No. 333-295343), as amended, initially filed with the Securities and Exchange Commission on April 27, 2026).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1 (File No. 333-295343), as amended, initially filed with the Securities and Exchange Commission on April 27, 2026).
4.4	Warrant Agreement, dated May 14, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2026).
10.1	Letter Agreement, dated May 14, 2026, by and among the Company, Berto Acquisition Sponsor II LLC, the initial shareholders, and each of the officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2026).
10.2	Investment Management Trust Agreement, dated May 14, 2026, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2026).
10.3	Registration Rights Agreement, dated May 14, 2026, by and among the Company, Berto Acquisition Sponsor II LLC and the other holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2026).
10.4	Private Placement Warrants Purchase Agreement, dated May 14, 2026, by and between the Company and Berto Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2026).
10.5	Administrative Services and Indemnification Agreement, dated May 14, 2026, by and between the Company and Berto Acquisition Sponsor II LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 18, 2026).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2026	By:	/s/ Vikas Mittal
	Name:	Vikas Mittal
	Title:	Executive Chairman and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)